Form 10QSB
period 1996-02-29
TELEWORLD ENTERPRISES LTD
filed 1996-07-02
CIK 798543

FORM  10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington,  D.C.  20549


(Mark one)
(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission  File No. 3-7662-NY


                        TELEWORLD ENTERPRISES, LTD.

     (Exact name of small business issue as specified in Charter)


          NEW YORK                      11-2584617

     (State or Other Jurisdiction of              (IRS Employer Identification
      incorporation or organization)               Number)

     1313 Valwood Pkwy, Suite 370, Carrollton, Texas             75006

     (Address of Principal executive office)                (Zip code)


     Registrant's telephone number, including area code:      (214) 241-6454

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               YES      X               NO

The number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date:

            Class                       Outstanding at February 29, 1996

     Common Stock, $.0001 Par Value                    20,343,230 Shares


               TELEWORLD ENTERPRISES, LTD. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                  PAGE NO.
PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS                  3

          CONSOLIDATED STATEMENTS OF OPERATIONS        4

          CONSOLIDATED STATEMENTS OF CASH FLOW         6

          NOTES TO THE CONSOLIDATED FINANCIAL
          STATEMENTS                                   7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                  10

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K            12

TELEWORLD ENTERPRISED, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                      ASSETS                    February 29,       May 31,
                                                        1996          1995
                                                 (Unaudited)      (Audited)
Current Assets:

   Cash                                       $          894    $     21,027

   Inventory                                         300,000           ----

   Accounts Receivable, Trade                         32,780          43,286

   Accounts Receivable, Related Parties               15,692          11,776

   Deposits                                            4,545           ----

      Total Current Assets                           353,911          76,089


Property and Equipment, at cost:

   Construction - in progress                        329,815           ----

   Cable System                                    5,141,364       5,442,576

   Furniture and Fixtures                            314,569         319,945

   Accumulated Depreciation                       (1,777,614)     (1,180,042)

      Net Property and Equipment                   4,008,134       4,582,479


      Total Assets                            $    4,362,045  $    4,658,568



       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

   Accounts Payable, Trade                    $      335,481  $      396,316

   Accounts Payable, Related Parties                 100,120           ----

   Other Accrued Expenses                              8,793           4,266

      Total Current Liabilities                      444,394         400,582


Stockholders' Equity:

   Common stock - $.0001 par valur; authorized 50,000,000 shares;
      issued and outstanding - 20,343,230 shares       1,834           1,754
   Treasury stock                                       (260)          ----

   Additional Paid-In-Capital                     11,023,399      10,789,219

   Accumulated Deficit                            (7,107,322)     (6,532,987)

      Total Stockholders' Equity                   3,917,651       4,257,986

      Total Liabilities and Stockholders'     $    4,362,045  $    4,658,568
        Equity

See accompanying notes to consolidated financial statements.

TELEWORLD ENTERPRISES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                Three Months    Three Months
                                                    Ended           Ended
                                                Feb. 29, 1996   Feb. 28, 1995

Revenue:

   Subscription Revenue                       $       54,772  $      710,094

   Management Fees & Other Income                      1,740        (367,986)

      Total Revenue                                   56,512         342,108

Operating Expenses:

   Operating                                          20,994          85,216

   General and Administrative                        274,937         199,977

   Depreciation                                      199,417             766

      Total Operating Expenses                       495,348         285,959

      Income (Loss) From Operations                 (438,836)         56,149

Other Income (Expenses):

   Interest Expense                                   (2,100)       (250,226)

   Gain on Sale of Subsidiaries                        ----            ----

      Total Other Income (Expenses)                   (2,100)       (250,226)

Net Income (Loss)                             $     (440,936) $      306,375

   Net Income (Loss) Per Common Share         $        (0.03) $         0.05

   Weighted Average Number of Common Shares        18,409,150       6,309,634
    Outstanding

See accompanying notes to consolidated financial statements.

TELEWORLD ENTERPRISES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                 Nine Months     Nine Months
                                                    Ended           Ended
                                                Feb. 29, 1996    Feb. 28, 1995

Revenue:

   Subscription Revenue                       $      191,692  $    1,029,137

   Management Fees & Other Income                      1,740        ----

      Total Revenue                                  193,432       1,029,137

Operating Expenses:

   Operating                                          58,138         294,169

   General and Administrative                        417,980         632,691

   Depreciation                                      598,251           2,298

      Total Operating Expenses                     1,074,369         929,158

      Income (Loss) From Operations                 (880,937)         99,979

Other Income (Expenses):

   Interest Expense                                   (5,600)       (187,414)

   Gain on Sale of Subsidiaries                      312,202        ----

      Total Other Income (Expenses)                  306,602        (187,414)

Net Income (Loss)                             $     (574,335) $      (87,435)

   Net Income (Loss) Per Common Share         $        (0.04) $        (0.01)

   Weighted Average Number of Common Shares Outs  18,232,037       6,309,634


See accompanying notes to consolidated financial statements.

TELEWORLD ENTERPRISES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                 Nine Months     Nine Months
                                                    Ended           Ended
                                                Feb. 29, 1996    Feb. 28, 1995


Cash Inflows(Outflows) From Operating Activities:

   Loss From Operations                       $     (364,335) $      (87,435)

   Adjustments to reconcile net loss to net cash from operating activities:

      Loss on Disposal of Furniture                    8,947            ----

      Depreciation                                   598,251           2,298

   Net Change in Current Assets and Liabilities:

      Deposits                                        (4,545)           ----

      Accounts Receivable                              6,590         (96,732)

      Inventory                                        3,346            ----

      Accounts Payable and Accrued Liabilities        43,812         183,993

      Other Assets                                     ----           (6,930)

      Net assets form discontinued operations          ----            6,287

      Cash provided (used) by operating activiti     292,066           1,481

Cash Flows from Investing Activities:

      Issuance of Stock                               24,000            ----

      Purchase of Equipment                         (336,199)         (1,656)

Net Cash Provided (used) by investing activities    (312,199)         (1,656)

      Net Increase(Decrease) in Cash                 (20,133)           (175)

      Cash, Beginning                                 21,027           1,175

      Cash, Ending                            $          894  $        1,000



See accompanying notes to consolidated financial statements.

               TELEWORLD ENTERPRISES, LTD. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
               Three months ended February 29, 1996 and 1995

Note 1.   Interim Consolidated Financial Statements

     In the opinion of management, the accompanying consolidated financial statements for the three months ended February 29, 1996 and 1995 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and cash flows of Teleworld Enterprises, Ltd. and subsidiaries (the "Company") and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, and filed with the Securities and Exchange Commission. Certain reclassification and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 1995 presentation. The results of operations for the interim period are note necessarily indicative of the results to be obtained for the entire year.

Note 2.   Operations and Settlement Agreement

     On August 9, 1994, the Company entered into a Compromise and Settlement Agreement (the "Settlement Agreement") with Multifamily Cablevision, Inc., ("MFC") and Communication Investment Corporation ("CIC") for the purpose of forming a joint venture between the separate parties for pooling and selling of cable passes owned by each of the respective entities. If accomplished, the sale of all cable passes owned by the Company would involve a sales of substantially all of the operating assets of the Company. Accordingly, as a result of management's intent to sell substantially all of the Company's operating assets, the Company originally accounted for its operations as discontinued for the year ended May 31, 1994.

     In July, 1994, the Company sold 6,202 of its cable passes to MFC per the terms of the May, 1993 sales agreement between TWE and MFC. This transaction left the Company with approximately 9,900 passes in operation. In the opinion of management at the time, the number of passes remaining was not large enough to operate at a profitable level. The decision was made to sell the remaining operating assets (cable passes) and use the proceeds to move into the construction and sales of cable television systems. Subsequently, the Company's management changed their decision, began to accumulate more SMATV systems and decided to continue in their operation in the future. Accordingly, the Company has reclassified its financial statements from those presented previously as discontinued operations as of and for the year ended May 31, 1994. The Company provided $150,000 during the year ended May 31, 1994 as a provision for operating losses of discontinued business during the phase-out period. This amount has been credited against the loss on cable systems and settlement of related party claims in fiscal year 1995.

     In an effort to avoid protracted litigation, the Company, MFC and CIC entered into an agreement with a third party in which the third party acquired certain of the disputed assets and the Company, MFC and CIC mutually released each other from any prior liabilities or claims. As a result of the agreement and to avoid further litigation, the Company was required to issue 10,000,000 shares of common stock in settlement of a claim and also was required to cancel the outstanding preferred stock.


Note 3.   Supplemental Operating and Cash Flow Information and Stockholders'
          Equity

For the year ended May 31, 1995, the Company had the following non-cash transactions:

     Certain receivables and deposits were relinquished, obligations forgiven, cable systems sold and 10,000,000 shares of common stock to be issued in connection with a settlement with certain related parties.

     The Company acquired cable systems and equipment from third parties for 754,334 shares of common stock to be issued valued at $2,263,000. The stock was valued based on the value of the assets acquired.

     In September 1995, the Company issued 479,262 shares of common stock valued at $26,839 to three officers for services rendered.

     In connection with the settlement agreement (Note 2), the Company cancelled its preferred shares outstanding.


Note 4.   Related Party Transactions

     Foliage Plus, Inc. and CIC, through their former ownership of the Company's convertible preferred stock, may have been considered related parties. As explained in Note 2, the Company has had major transactions with CIC and CIC related parties, MFC and FCMI. These transactions included CIC's management of the Company's cable systems.

     On November 1, 1993, Action (a wholly owned subsidiary) began the management, administration and construction of all private cable television systems owned by the Company and its subsidiaries. These job functions had previously been performed by CIC. As of May 31, 1995, there are no remaining contracts or agreements with any related parties pertaining to the operation, administration of construction of the Company's cable systems.

     In June 1995, 200,000 shares of stock were sold to two directors for $6,000 each.

     In September 1995, the Company issued 479,262 shares of common stock, valued at $26,839 to three officers for services rendered.


Note 5.   Sale of Subsidiaries

     On June 1, 1995, the Company sold its subsidiaries 18 GHz and Action to CIC (a related party) for $10. Due to the net deficit position of these subsidiaries, the sale resulted in a gain of approximately $312,000. Approximately $205,000 of accounts payable for these subsidiaries were assumed by the purchaser in the transaction.


Note 6.   Construction in Process

     The Company has entered into a construction contract in 1995 with CHM Satellite Communications, Inc. to repair and refurbish the cable systems, headends and equipment related to the passes the Company is currently operating. The initial contract was for $300,000. The contract has been substantially completed with some cost overruns approved by management. The Company is considering an additional contract to further enhance the cable systems.

Note 7.   Subsequent Events

     The Board of Directors approved the issue of 2,000,000 shares of common stock for consulting services in connection with the S-8 filed February 9, 1996 and for other consulting services performed for the Company by outside consultants during the last year. The Board approved this transaction on February 27, 1996 and it is recorded in the financial statements at its estimated value of $210,000 at February 29, 1996. This stock was issued in May 1996.

     On May 6, 1996, the Company acquired Sky Cruise Limited, a foreign entity for a $5,000,000 convertible note. Sky Cruise has internet rights in Europe and will provide another source of revenue to the Company.

               TELEWORLD ENTERPRISES, LTD. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


(1)  Results of Operations

Results of operations - Comparison of Three Months Ended February 29, 1996 :

     Net income for the three-month period ending February 29, 1996 decreased $747,311 over the comparable period ending February 29, 1995. The primary reason for the decrease in the net income is due to the sale of cable systems and the resulting decrease in revenues due to a lack of fees from the management of the systems and a substantial increase in depreciation for the period.

     The three months ended February 29, 1996 generated revenues of approximately $56,500 compared to revenues of $342,100 for the same period ended February 29, 1995. This decrease of $285,600 is primarily due to the sale of a majority of the cable systems in the fiscal year ended May 31, 1995.

     Also, the Company increased general and administrative costs by approximately $75,000 from approximately $200,000 for the three months ended February 29, 1995 to approximately $275,000 for the comparable period in 1996. The reason was a decrease in activity during the period due to the previous sale of some of the cable systems managed by the Company. Depre-ciation and amortization increased significantly due to the additional construction and upgrading of existing and newly acquired cable systems.

     Total earnings per share decreased by $0.08 per share from a gain of $.05 per share for the three months ended February 29, 1995 to a net loss of $0.03 per share for the three months ended February 29, 1996.

Results of Operations - Comparison of Nine Months Ended February 29, 1996 :

     The net loss for the nine-month period ended February 29, 1996 increased $486,900 over the comparable period ending February 29, 1995. The primary reason for the increase in the net loss is due to the sale of cable systems and the resulting decrease in revenues from a lack of fees for managing some of the systems that were sold and an increase in depreciation of $595,953.

     The six months ended February 29, 1996 generated revenues of approximately $193,400 compared to revenues of $1,029,000 for the same period ended February 29, 1995. This decrease of $835,600 is primarily due to the sale of a majority of the cable systems in the fiscal year ended May 31, 1995.

     Also, the Company decreased general and administrative costs by approximately $214,700 from approximately $632,700 for the nine months ended February 29, 1995 to approximately $148,000 for the comparable period in 1996. The reason for the decrease was a decrease in activity during the period due to the previous sale of some of the cable systems managed by the Company. Depreciation and amortization increased significantly due to the additional construction and upgrading of existing and newly acquired cable systems.

     Total earnings per share decreased by $0.03 per share from a loss of $.01 per share for the nine months ended February 29, 1995 to a net loss of $0.04 per share for the nine months ended February 29, 1996.

(2) Liquidity

     As of February 29, 1996, the Company has a negative working capital of approximately $90,500, compared to a negative working capital as of May 31, 1995 of approximately $324,500. The improvement in the working capital position relates principally to an increase in inventory. Accounts payable to related parties at February 29, 1996 in the amount of approximately $100,120 are not anticipated by management to be repaid in the foreseeable future.

     Management anticipates that the payment term structure of trade accounts receivable will be sufficient to support the cash flow needs of the Company for operational matters. The Company is planning to raise additional capital ($1,000,000) through a private placement of membership units in a joint venture or by sale of its shares through a major investment banking firm.
A majority shareholder, First Capital, Inc. (FCI), has completed a give back of sufficient share so that there will be no further dilution to the existing shareholders by the issuance of shares required to raise the additional capital. The additional capital will be used to provide financing necessary to setup the Company as a provider on the Internet and to provide interactive games for users of the Internet System.

     During the third quarter the Company acquired, for a $5,000,000 convertible note, all of the assets of Sky Cruise Limited, a foreign company that is setup on the "Internet" as a provider of web-page advertising services on an interactive basis. The Company feels that this acquisition will help the Company be competitive in the changing telecommunications industry and believes that it will also provide additional revenues to be utilized in the operations and growth of the Company.

               TELEWORLD ENTERPRISES, LTD. AND SUBSIDIARIES


                                  PART II

                             OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


        a.     Exhibits

               None

        b.     Reports on Form 8-K

               None

               TELEWORLD ENTERPRISES, LTD. AND SUBSIDIARIES


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


dated:         Dallas, Texas
               July 1, 1996


                                   TELEWORLD ENTERPRISES, LTD.
                                        AND SUBSIDIARIES


                                   BY:      /s/ Dorothy Sivilli
                                        DOROTHY SIVILLI, President